Form 10-K/A
period 1999-12-31
SSB VEHICLE SECURITIES INC BMW VEHICLE OWNER TRUST 1999-A
filed 2000-05-25
CIK 1095654

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 13 of consecutively numbered pages.

                           AMENDMENT NUMBER 1 OF 1

SSB VEHICLE SECURITIES INC.
BMW VEHICLE OWNER TRUST 1999-A
-----------------------------------------------------------------------


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


                                    SSB VEHICLE SECURITIES INC.



Date:  May 25, 2000                By:  /s/Ted Yarbrough
                                    -----------------------------
                                    Ted Yarbrough
                                    Assistant Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                         Page

 99.1       Servicer's Annual Statement of Compliance             6
 99.2       Servicer's Annual Independent Accountant's Report     8

                                EXHIBIT 99.1


                Servicer's Annual Statement of Compliance

                        OFFICER'S CERTIFICATE

To: The Chase Manhattan Bank, as Indenture Trustee

     This Compliance Certificate is furnished pursuant to Section 4.10 of that certain Sale and Servicing Agreement dated as of September 1, 1999, among BMW FS Funding Corp., as Seller, BMWFS, as Seller, Servicer, Administrator and Custodian, Chase Manhattan Bank, as Indenture Trustee, SSB Vehicle Securities, Inc., as Depositor, and the BMW Vehicle Owner Trust 1999-A as Issuer (the "Sale and Servicing Agreement") (all capitalized terms used herein without definition have the respective meanings specified in the Sales and Servicing Agreement).


THE UNDERSIGNED HEREBY CERTIFIES THAT:

     1. I am a duly authorized officer of the Servicer;

     2. I have reviewed the terms of the Sale and Servicing Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Servicer and the performance of its obligations thereunder during the period from September 29, 1999 to December 31, 1999;

     3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Termination Event or Potential Termination Event, as each such term is defined under the Sale and Servicing Agreement, during the period from September 29, 1999 to December 31, 1999, except as set forth below.

     Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Servicer has taken, is taking, or proposes to take with respect to each such condition or event:

     IN WITNESS WHEREOF, I have affixed hereunto set my hand this 10th day of April, 2000.

By:  BMW Financial Services NA, Inc.

     /s/  John Christman

        John Christman
Title:  Vice President, Finance and Risk

                                EXHIBIT 99.2


                Servicer's Annual Independent Accountant's Report

KMPG
345 Park Avenue
New York, NY 10154

Telephone 212 758 9700
Fax 212 758 9819


                       Independent Accountant's Report
                     On Applying Agreed-Upon Procedures

Board of Directors
BMW Financial Services NA. Inc.
5515 Parkcenter Circle
Dublin, OH 43017

Ladies and Gentlemen:

We have performed the procedures enumerated below, which were agreed to by BMW Financial Serivces NA, Inc. (BMW FS or the Servicer), solely to assist the addressee in evaluating the accuracy of certain specified information in connection with the Sales and Servicing Agreement (the Agreement) dated September 1, 1999 among BMW Vehicle Owner Trust 1999-A, as Issuer, SSB Vehicle Securities, Inc., as Depositor, BMW FS, as Seller, Servicer, Administrator and Custodian, BMW FS Funding Corporation, as Seller, and The Chase Manhattan Bank, as Indenture Trustee.

This engagement to apply agreed-upon procedures was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the addressees. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

For purposes of presenting our procedures and findings, the phrase "compared" means compared and found to be in agreement with, unless otherwise noted. "Recalculated" means recomputed and found to be in agreement with, unless otherwise noted.

In connection with the agreed upon procedures:

We are independent certified public accountants with respect to the Servicer as contemplated by Rule 101 of the Code of Professional Conduct of the American Institute of Certified Public Accountants.

Our procedures and findings were as follows:


1. a) We obtained from the Servicer a copy of the December 1, 1999 through December 31, 1999 Monthly Servicing Report (the Report) dated January 25, 2000 for BMW Vehicle Owner Trust I999-A. This Report was prepared by the Servicer and is attached as Exhibit 1.

     b) We compared all amounts and percentages appearing on the Report and on the monthly summaries prepared by the Servicer in support of the Report to computer reports and schedules prepared by the Servicer. where applicable (as identified by the letter A on Exhibit 1), or to the previous month's Servicer Report (as identified by the letter B on Exhibit 1). The Servicer has represented that such computer reports and schedules were extracted from or derived from the BMW FS accounting records. Other applicable amounts and percentages appearing on the Report were recalculated (as identified by the letter C on Exhibit 1).

The following exceptions were noted:

     The dollar amount of "Receipts of Scheduled Principal" included on the Report is $19,290,898 but the corresponding dollar amount appearing on the supporting computer report was $19,007,776. However, management has provided us with additional supporting documentation for the difference noted between the dollar amount included on the Report and the corresponding dollar amount appearing on the supporting computer report.

     The dollar amount of "Receipts of Interest" included on the Report is $6,003,868 but the corresponding dollar amount appearing on the supporting computer report was $6,271,656. However, management has provided us with additional supporting documentation for the difference noted between the dollar amount included on the Report and the corresponding dollar amount appearing on the supporting computer report.

     The amount of "Number of Contracts-Ending Period" included on the Report is 50,000 but the corresponding amount appearing on the supporting computer report was 49,980.

2. We obtained from the Servicer a schedule reflecting the expected last payment due date for all accounts in the pool of loans included in BMW Vehicle Owner
Trust 1999-A as of December 31, 1999. This schedule provided to us by the Servicer indicated that the last expected payment due date for any individual loan account is May 2005. Such date is earlier than six months prior to the Final Scheduled Maturity Date (May 2006), as indicated in the BMW Vehicle Owner Trust 1999-A Prospectus dated September 22, 1999.

We were not engaged to, and did not, perform an audit, the objective of which would be the expression of an opinion on the specified elements, accounts, or items noted above. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the use of the addressees and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, it is our understanding that the Servicer will provide copies of this report to The Chase Manhattan Bank, as Indenture Trustee, and Wilmington Trust Company, as Owner Trustee, in accordance with Section 4.11 of the Agreement. The receipt of this report by such parties acknowledges the sufficiency of the procedures performed for their purposes.

The terms of our engagement are such that we have no obligation to update this letter because of events and transactions occurring subsequent to the date of this letter.


/s/  KPMG

March 8, 2000


EXHIBIT 1

BMW Vehicle Owner Trust 1999-A
Collection Period Ending 12/31/1999
Distribution Date:  01/25/2000

---------------------------------------------------------------------------------------------------------------------------------
Balances
---------------------------------------------------------------------------------------------------------------------------------
                                                                              Initial                Period End
    Receivables                                                 A       $1,000,392,272      A      $980,844,509
    Pre-Funding Account                                         |         $112,777,957      |                $0
    Capitalized Interest Account                                |           $2,509,221      |                $0
    Reserve Account                                             |          $37,514,710      C       $46,078,136
    Certificate Interest Reserve Account                        |           $1,153,970      |        $1,153,970
    Yield Supplement Overcollateralization                      |          $18,170,230      |       $18,170,229
    Class A-1 Notes                                             |         $190,000,000      |       $57,674,286
    Class A-2 Notes                                             |         $400,000,000      |      $400,000,000
    Class A-3 Notes                                             |         $300,000,000      |      $300,000,000
    Class A-4 Notes                                             |         $171,600,000      |      $171,600,000
    Class B Certificates                                        |          $33,400,000      |       $33,400,000


   Current Collection Period
   ------------------------------------------------------------------------------------------------------------
   Beginning Receivables Outstanding                             B         $902,284,105
   Subsequent Receivables Added                                  A         $112,777,951
   Calculation of Total Distribution Amount
     Regular Principal Distributable Amount
       Receipts of Scheduled Principal                           A          $19,290,898
       Receipts of Pre-Paid Principal                            |          $14,739,888
       Principal Balance Allocable to Liquidated Receivables     |             $186,760
       Principal Balance Allocable to Purchased Receivables                          $0
      Total Receipts of Principal                                C          $34,217,547

     Interest Distribution Amount
       Receipts of Interest                                       A          $6,003,868
       Servicer Advances                                          |            $832,499
       Reimbursement of Previous Servicer Advances                |            $985,299
       Interest Allocable to Liquidated Receivables               |            $103,403
       Accrued Interest on Purchased Receivables                  |                  $0
       Recoveries                                                 |             $15,335
       Net Investment Earnings                                    |            $539,742
     Total Receipts of Interest                                   C          $6,509,548

       Release from Yield Supplement Overcollateralization                           $0
       Release from Certificate Interest Reserve Account                             $0
       Release from Pre-Funding Account                           A                  $6

    Total Distribution Amount                                     C          $40,540,341

    Ending Receivables Outstanding                                A,C       $980,844,509

   Servicer Advance Amounts
   ------------------------------------------------------------------------------------------------------------
    Beginning Period Unreimbursed Previous Servicer Advances      B           $1,658,934
    Current Period Servicer Advances                              A             $832,499
    Current Reimbursement of Previous Servicer Advances           |             $985,299
    Ending Period Unreimbursed Previous Servicer Advances         C           $1,506,134

   Collection Account
   ------------------------------------------------------------------------------------------------------------
    Deposits to Collection Account                                 A         $40,540,341
    Withdrawals from Collection Account
       Servicing Fees                                              C            $751,903
       Noteholder Interest Distribution                            |          $5,008,549
       Noteholder Principal Distribution                           |         $32,217,547
       Certificateholder Interest Distribution                     |            $192,328
       Certificateholder Principal Distribution                    |                  $0
       Reserve Account Deposit                                     |            $370,014
       Certificate Interest Reserve Deposit                        |                  $0
       Unpaid Trustee Fees                                         |                  $0
    Total Distributions from Collection Account                    |         $40,540,341


   Note Distribution Account
   ------------------------------------------------------------------------------------------------------------

      Amount Deposited from the Collection Account                 C         $39,226,095
      Amount Deposited from the Reserve Account                                       $0
      Amount Paid to Noteholders                                   C         $39,226,095

   Certificate Distribution Account
   ---------------------------------------------------------------------------------------------------------------
      Amount Deposited from the Collection Account                 C            $192,328
      Amount Deposited from the Reserve Account                                       $0
      Amount Deposited from the Certificate Interest Reserve Account                  $0
      Amount Paid to Certificateholders                            C            $192,328

Distributions
---------------------------------------------------------------------------------------------------------------------------
    Monthly Principal Distributable Amount                          Current Payment    Ending Balance   Per $1,000      Factor
    Class A-1 Notes                                                 C   $32,217,547  C    $57,674,286  C   $180.09  C   30.35%
    Class A-2 Notes                                                              $0  |   $400,000,000  |     $0.00  |  100.00%
    Class A-3 Notes                                                              $0  |   $300,000,000  |     $0.00  |  100.00%
    Class A-4 Notes                                                              $0  |   $171,600,000  |     $0.00  |  100.00%
    Class B Certificates                                                         $0  |    $33,400,000  |     $0.00  |  100.00%

    Interest Distributable Amount                                   Current Payment        Per $1,000
    Class A-1 Notes                                                 C      $417,495   C         $2.20
    Class A-2 Notes                                                 |    $2,053,333   |         $5.13
    Class A-3 Notes                                                 |    $1,602,500   |         $5.34
    Class A-4 Notes                                                 |      $935,220   |         $5.45
    Class B Certificates                                            |      $192,328   |         $5.76

Carryover Shortfalls
---------------------------------------------------------------------------------------------------------------------------
                                                            Prior Period Carryover    Current Payment  Per $1,000
    Class A-1 Interest Carryover Shortfall                                      $0                 $0          $0
    Class A-2 Interest Carryover Shortfall                                      $0                 $0          $0
    Class A-3 Interest Carryover Shortfall                                      $0                 $0          $0
    Class A-4 Interest Carryover Shortfall                                      $0                 $0          $0
    Certificate Interest Carryover Shortfall                                    $0                 $0          $0

   Receivables Data
   --------------------------------------------------------------------------------------------------------------------------

                                                                   Beginning Period      Ending Period
      Number of Contracts                                           B        46,256     A       50,000
      Weighted Average Remaining Term                               |         41.18     |        42.74
      Weighted Average Annual Percentage Rate                       |         7.87%     |        8.03%
      Aggregate Principal Balance of Deferred Receivables                        $0                 $0
      Number of Deferred Contracts                                                0                  0

      Delinquencies Aging Profile End of Period                       Dollar Amount         Percentage
         Current                                                    A  $856,402,979      A      87.31%
         1-29 days                                                  |  $110,046,559      |      11.22%
         30-59 days                                                 |   $12,039,538      |       1.23%
         60-89 days                                                 |    $1,950,329      |       0.20%
         90 + days                                                  |      $405,105      |       0.04%
         Total                                                      |  $980,844,509      |     100.00%
         Delinquent Receivables +30 days past due                   C   $14,394,972      C       1.47%





      Liquidated Receivables
         Beginning Period Liquidated Receivables                    B       $56,770
         Current Period Liquidated Receivables                      A      $186,760
         Cumulative Liquidated Receivables                          C      $243,531

         Recoveries                                                 A       $15,335

      Realized Losses
         Beginning Period Realized Losses                           B       $32,426
         Current Period Realized Losses                             C      $171,426
         Cumulative Realized Losses                                 |      $203,852

      Repossessions                                                   Dollar Amount              Units
         Beginning Period Repossessed Receivables Balance           B      $787,063        B        31
         Ending Period Repossessed Receivables Balance              A    $1,051,257        A        42
         Principal Balance of 90+ Day Repossessed Vehicles          |       $41,767        |         1


   Yield Supplement Overcollateralization
   --------------------------------------------------------------------------------------------------------------------------
      Beginning Period Required Amount                              B   $16,275,397
      Beginning Period Amount                                       A   $18,170,229
      Ending Period Required Amount                                 |   $15,673,397
      Current Period Release for Deposit to Collection Account                   $0
      Ending Period Amount                                          C   $18,170,229
      Next Distribution Date Required Amount                        A   $15,082,027

   Capitalized Interest Account
   --------------------------------------------------------------------------------------------------------------------------
      Beginning Period Required Amount                              B    $1,488,934
      Beginning Period Amount                                       |    $1,488,934
      Net Investment Earnings                                       A        $7,016
      Current Period Release to BMW FS Receivables Corp             |    $1,488,934
      Ending Period Required Amount                                 C            $0
      Ending Period Amount                                                       $0

   Pre-Funding Account
   --------------------------------------------------------------------------------------------------------------------------
      Beginning Period Amount                                       B  $112,777,957
      Net Investment Earnings                                       A      $365,214
      Release to Servicer for Additional Loans                      |  $112,777,951
      Current Period Release for Deposit to Collection Account      |            $6
      Ending Period Amount                                          C            $0

   Reserve Account
   --------------------------------------------------------------------------------------------------------------------------
      Beginning Period Required Amount                              B   $45,114,205
      Beginning Period Amount                                       |   $41,478,949
      Net Investment Earnings                                       A      $162,885
      Current Period Deposit                                        |    $4,599,187
      Current Period Release to BMW FS Receivables Corp                          $0
      Ending Period Required Amount                                 C   $49,042,225
      Ending Period Amount                                          |   $46,078,136

   Certificate Interest Reserve Account
   --------------------------------------------------------------------------------------------------------------------------
      Beginning Period Required Amount                              B    $1,153,970
      Beginning Period Amount                                       |    $1,153,970
      Net Investment Earnings                                       A        $4,627
      Current Period Deposit                                        |            $0
      Current Period Release for
        Deposit to Certificate Distribution Account                 |            $0
      Ending Period Required Amount                                 C    $1,153,970
      Ending Period Amount                                          |    $1,153,970

             ----------------------------------------------------------------------------------------------------------
                                                                 -13-

